Form 10QSB
period 2000-08-31
K 2 LOGISTICS COM INC
filed 2000-10-16
CIK 1121189

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  AUGUST  31,  2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                     to
                                   -------------------    ----------------------

Commission  File  No.   000-31443
                        ---------

                             K-2 LOGISTICS.COM INC.
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                76-0609440
             ------                                ----------
     (State  or  other  jurisdiction  of        (I.R.S.  Employer
      incorporation  or  organization)         Identification  No.)

                               1820 FULTON AVENUE
                       WEST VANCOUVER, BC, CANADA V7V 1S9
                     (Address of principal executive offices)

                                 (604) 970-0999
                 (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ]      No [X].

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 1, 2000, 2,500,000 shares of common stock, par value $0.001.

Transitional  Small  Business  Disclosure  Format (Check One): Yes [ ]   No [X].

                                        INDEX


PART I - Financial Information                                                   Page

Item 1.  Financial statements                                                       2
-------  --------------------

Balance Sheets as of August 31, 2000 (unaudited) and May 31, 2000 (audited)         2

Statements of Operations for the three months ended August 31, 2000 (unaudited)     3

Statements of Cash Flows for the three months ended August 31, 2000 (unaudited)     4

Notes to the financial statements                                                 5-6

Item 2.  Management's Discussion and Analysis of Results of
-------  --------------------------------------------------
         Operations and Financial Condition                                         7
         ----------------------------------

PART II - Other Information

Item 1.  Exhibits and Reports on Form 8-K                                           8
-------  --------------------------------

Signatures                                                                          9

PART  I     FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS
--------    ---------------------

K-2  Logistics.com  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                               August 31,    May 28,
                                                                 2000         2000
                                                              (unaudited)   (audited)
                                                                   $            $

                                            Assets

License (Note 3)                                                       -             -
                                                              ===========  ============

                           Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                     -             -
                                                              -----------  ------------

Contingent Liability (Note 1)

Stockholders' Equity

Common Stock, 25,000,000 shares authorized with a par value
  of $.001; 2,500,000 shares issued and outstanding                2,500         2,500

Additional Paid in Capital                                           155           155

Deficit Accumulated During the Development Stage                  (2,655)       (2,655)
                                                              -----------  ------------

                                                                       -             -
                                                              -----------  ------------

                                                                       -             -
                                                              ===========  ============

K-2  Logistics.com  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)


                                                From June 1, 1999
                                Ended          (Date of Inception)
                           August 31, 2000       to May 31, 2000
                             (unaudited)           (unaudited)
                                  $                     $

Revenues                                   -                      -
                          -------------------  --------------------

Expenses

  Amortization of license                  -                  1,000
  License written-off                      -                  1,000
  Organization expenses                    -                    655

                          -------------------  --------------------

                                           -                  2,655
                          -------------------  --------------------

Net Loss                                   -                (2,655)
                          ===================  ====================

K-2  Logistics.com  Inc.
(A  Development  Stage  Company)
Statement  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)




                                                     Three Months      From June 1, 1999
                                                         Ended        (Date of Inception)
                                                    August 31, 2000     to May 31, 2000
                                                      (unaudited)          (audited)
                                                           $                   $
Cash Flows to Operating Activities
     Net loss                                                    -               (2,655)
     Non-cash items
          Organization costs paid by a director                  -                  155
          Amortization of license                                -                1,000
          License written-off                                    -                1,000
                                                   ----------------   ------------------

Net Cash Used by Operating Activities                            -                 (500)

                                                   ----------------   ------------------
Cash Flows from Financing Activities
     Increase in shares issued                                   -                  500
                                                   ----------------   ------------------

Net Cash Provided by Financing Activities                        -                  500
                                                   ----------------   ------------------

Change in cash                                                   -                    -
Cash - beginning of period                                       -                    -
                                                   ----------------   ------------------

Cash - end of period                                             -                    -
                                                   ================   ==================

Non-Cash Financing Activities
     A total of 2,000,000 shares were issued at
     a fair market value of $0.001 per share for
     the acquisition of a License (Note 3)                       -                2,000

     Organization costs paid for by a director
     for no consideration treated as additional
     paid in capital                                             -                  155
                                                   ----------------   ------------------

                                                                 -                2,155
                                                   ================   ==================

Supplemental Disclosures
     Interest paid                                               -                    -
     Income tax paid                                             -                    -

K-2  Logistics.com  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)
(unaudited)



1.   Development  Stage  Company

     K-2 Logistics.com Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on June 1, 1999. The Company acquired a license to market and distribute a product. As discussed in Note 3, this license is in jeopardy and the Company has retained the right to sue the vendor.

     The Company's new business plan is as a "blank check" company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities.

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that K-2 will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern.


2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  end

          The  Company's  fiscal  year  end  is  May  31,  2000.

     (b)  Licenses

          Costs to acquire licenses are capitalized as incurred. These costs will be amortized on a straight-line basis over their remaining estimated useful lives.

     (c)  Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (d)  Use  of  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (e)  Adjustments

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.   License

     The Company's only asset is a license to distribute and produce an oxygen enriched water product for remediation of sewage, and the rights accruing from this license. The Company's original business plan was to determine the feasibility of the sewage and waste remediation application, and, if proved to be feasible for this application, become a producer. The Company acquired the three-year license from Mortenson & Associates on July 1, 1999 by issuing 2,000,000 shares at a fair market value of $.001 or $2,000. The general partner of Mortenson & Associates is also a former spouse of a director and officer of the Company. Mortenson & Associates acquired its right to sublicense Biocatalyst to the Company from NW Technologies.

     In December, 1999, David R. Mortenson, Mortenson & Associates' principal, notified the Company that he was involved in a legal dispute with NW Technologies, and would be unable to fulfill his obligations under the license to the Company. As a result, the Company's ability to implement its business plan was seriously undermined. On February 18, 2000, Mortenson & Associates, the Company, and the Company's sole shareholder, Eric Boehnke, entered into a settlement agreement. Under the terms of the settlement agreement, Mortenson & Associates' affiliate, Vitamineralherb.com will grant to Eric Boehnke a license to distribute vitamins and similar products in part for his agreement not to pursue his individual claims against Mortenson & Associates. The settlement agreement provides that Mortenson will prosecute his claims against NW Technologies diligently, with a goal toward recovering the Biocatalyst rights. Pursuant to the settlement agreement, the Company has retained its right to prosecute its claims against Mortenson & Associates for breach of contract. The Company has no plans to pursue a claim at this time. August 31, May 31, 2000 2000 (unaudited) (audited) $ $

License
     Cost                                                    -         2,000
     Less  accumulated  amortization                         -        (1,000)
     Less  amount  written-off                               -        (1,000)
                                                       --------   -----------

                                                             -             -
                                                       ========   ===========


4.   Related  Party  Transaction

     The License referred to in Note 3 was sold to the Company by a partnership whose general manager is the spouse of the Secretary/Treasurer of the Company and a director for consideration of 2,000,000 shares for total fair market consideration of $2,000. These shares were paid evenly to the ten partners.

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
--------------------------------------------------------------------------------
Results  of  Operations Management's  Discussion
------------------------------------------------

PART  II     Other  Information

Item  1.     Legal  Proceedings
--------     ------------------

             None

Item  2.     Changes  in  Securities
--------     -----------------------

             None

Item  3.     Defaults  upon  Senior  Securities
--------     ----------------------------------

             None

Item  4.     Submissions  of  Matters  to  a  Vote  of  Security  Holders
--------     ------------------------------------------------------------

             None

Item  5.     Other  Information
--------     ------------------

             None

Item  6.     Exhibits  and  Reports  on  Form  8-K
--------     -------------------------------------

             27.1  -  Financial  Data  Schedule

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 12, 2000                     K-2  LOGISTICS.COM  INC.


                                          By:   /s/  Eric  Boehnke
                                              -------------------------------
                                             Eric Boehnke, President, Secretary,
                                             Treasurer and Director