Form 10QSB
period 2001-02-28
K 2 LOGISTICS COM INC
filed 2001-04-12
CIK 1121189

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  February  28,  2001
                                    -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from __________________ to__________________
                                   ------------------
Commission  File  No.   000-31443
                     -------------

                             K-2 LOGISTICS.COM INC.

        (Exact name of small business issuer as specified in its charter)

           Nevada                                          76-0609440
          -------                                          ----------
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

                                 YES  X     NO
                                     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 4, 2001 - 2,500,000 shares of common stock, par value $0.001.

Transitional  Small  Business  Disclosure  Format (Check One): Yes [   ] No [X].

K-2  Logistics.com  Inc.
(A  Development  Stage  Company)

                                      INDEX

PART  I  -  Financial  Information                                          Page

Item  1.     Financial  statements                                             2
--------     ---------------------

Balance Sheets as of February 28, 2001 (unaudited) and
     May 31, 2000 (audited)                                                    2

Statements of Operations for the three months and nine months ended
     February  28,  2001  and  2000  (unaudited)                               3

Statements of Cash Flows for the nine months ended
     February 28, 2001 and 2000 (unaudited)                                    4

Notes to the financial statements                                            5-6

Item  2.     Management's Discussion and Analysis of Results of
--------     --------------------------------------------------
             Operations  and  Financial  Condition                             7
             -------------------------------------

Signatures                                                                    10

K-2  Logistics.com  Inc.
(A  Development  Stage  Company)
Balance  Sheet
(expressed  in  U.S.  dollars)
(unaudited)


                                                                February 28,   May 31,
                                                                    2000         2001
                                                                    $
                                                                (unaudited)    (audited)
                                       Assets
License (Note 3)                                                           -         -
                                                                ============  ==========

                        Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities                               675         -
                                                                ------------  ----------


Contingent Liability (Note 1)

Stockholders' Equity
Common Stock, 25,000,000 shares authorized with a par value
  of $.001; 2,500,000 shares issued and outstanding                    2,500     2,500

Additional paid in capital                                               155       155
                                                                ------------  ----------

                                                                       2,655     2,655
Deficit Accumulated During the Development Stage                      (3,330)   (2,655)
                                                                ------------  ----------

                                                                        (675)        -
                                                                ------------  ----------

                                                                           -         -
                                                                ============  ==========

K-2  Logistics.com  Inc.
(A  Development  Stage  Company)
Statement  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)

                                     From June 1, 1999            Three Months                Nine Months
                                    (Date of Inception)              Ended                       Ended
                                      to February 28,              February 28,               February 28,
                                        (unaudited)                (unaudited)                (unaudited)
                                            2001               2001            2000          2001       2000
                                            $                  $               $              $           $


Revenues                                              -               -               -            -          -
                                    --------------------  --------------  --------------  -----------  ---------

Expenses
    Amortization of license                       1,000               -               -            -      1,000
    License written-off                           1,000               -               -            -      1,000
    Organization expenses                           655               -               -            -        655
    Professional fees                               675             675               -          675          -
                                    --------------------  --------------  --------------  -----------  ---------

                                                  3,330             675               -          675      2,655
                                    --------------------  --------------  --------------  -----------  ---------

Net Loss                                         (3,330)           (675)              -         (675)    (2,655)
                                    ====================  ==============  ==============  ===========  =========


Loss Per Share                                                    (.001)              -        (.001)     (.001)
                                                          ==============  ==============  ===========  =========


Weighted Average Number of Shares                             2,500,000       2,500,000    2,500,000   2,500,000
                                                          ==============  ==============  ===========  =========

K-2  Logistics.com  Inc.
(A  Development  Stage  Company)
Statement  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)

                                                                  Nine Months Ended
                                                                    February 28,
                                                                     (unaudited)
                                                                    2001     2000
                                                                      $        $
Cash Flows to Operating Activities
  Net loss                                                            (675)  (2,655)
  Non-cash items
    Organization costs paid by a director                                -      155
    Amortization of license                                              -    1,000
    License written-off                                                  -    1,000
  Change in non-cash working capital items
    Increase in accounts payable and accrued liabilities               675        -
                                                                   --------  -------

Net Cash Used by Operating Activities                                    -     (500
                                                                   --------  -------

Cash Flows from Financing Activities
  Increase in shares issued                                              -      500
                                                                   --------  -------

Net Cash Provided by Financing Activities                                -      500
                                                                   --------  -------

Change in cash                                                           -        -
Cash - beginning of period                                               -        -
                                                                   --------  -------

Cash - end of period                                                     -        -
                                                                   ========  =======

Non-Cash Financing Activities

  A total of 2,000,000 shares were issued at
  a fair market value of $0.001 per share for
  the acquisition of a License (Note 3)                                  -    2,000

  Organization costs paid for by a director
  for no consideration treated as additional
  paid in capital                                                        -      155
                                                                   --------  -------

                                                                         -    2,155
                                                                   ========  =======



Supplemental Disclosures
  Interest paid                                                          -        -
  Income tax paid                                                        -        -

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

                                            February 28,   May 31,
                                               2001         2000
                                            (unaudited)  (audited)
                                                 $           $
     License
         Cost                                          -    2,000
         Less accumulated amortization                 -   (1,000)
                                            -------------  -------
         Less amount written-off                       -   (1,000)

                                                       -        -
                                            =============  =======


4.   Related  Party  Transaction

     The License referred to in Note 3 was sold to the Company by a partnership whose general manager is the spouse of the Secretary/Treasurer of the Company and a director for consideration of 2,000,000 shares for total fair market consideration of $2,000. These shares were paid evenly to the ten partners.

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
--------     -------------------------------------------------------------------
             Results  of  Operations
             -----------------------

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-QSB. This Form 10-QSB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-QSB.

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

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Part I, Financial Information" This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

RESULTS  OF  OPERATIONS

During the period from June 1, 1999 (inception) through February 28, 2001, the Company has engaged in no significant operations other than organizational activities.

For the current fiscal year, the Company anticipates incurring a loss as a result of ongoing professional fees associated continuous reporting requirements under the Securities Exchange Act of 1934, and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues and may continue to operate at a loss thereafter, depending upon the performance of the business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company remains in the early development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of February 28, 2001 reflects current assets of $0.00.

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


Dated:  April  4,  2001        K-2  LOGISTICS.COM  INC.


                      By:     /s/  Eric  Boehnke
                                   ---------------------------------------------
                                   Eric Boehnke, President, Secretary, Treasurer
                                   and  Director