Form 10QSB
period 2001-08-31
K 2 LOGISTICS COM INC
filed 2001-10-12
CIK 1121189

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001
                               ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to

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

                                 YES  X     NO
                                     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 8, 2001 - 2,500,000 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X].

K-2 Logistics.com Inc.
(A Development Stage Company)


                                      INDEX

PART I - Financial Information                                                  Page
Item 1.     Financial statements                                                   1
-------     --------------------

Balance Sheets as of August 31, 2001 (unaudited) and May 31, 2001 (audited)        1

Statements of Operations for the three months ended August 31, 2001 (unaudited)    2

Statements of Cash Flows for the three months ended August 31, 2001 (unaudited)    3

Notes to the financial statements                                                  4

Item 2.     Management's Discussion and Analysis of Results of
-------     --------------------------------------------------
            Operations and Financial Condition                                     6
            ----------------------------------

PART II - Other Information                                                        9

Signatures                                                                        10

K-2 Logistics.com Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                              August 31,     May 31,
                                                                 2001         2001
                                                                  $            $
                                                              (unaudited)  (audited)
                                     Assets
License (Note 3)                                                       -           -
                                                               ----------  ----------

Total Assets                                                           -           -
                                                               ==========  ==========

                      Liabilities and Stockholder's Equity
Current Liabilities
  Accounts payable and accrued liabilities                         1,700       1,200
                                                               ----------  ----------

Total Liabilities                                                  1,700       1,200
                                                               ----------  ----------

Contingent Liability (Note 1)

Stockholder's Equity
Common Stock, 25,000,000 shares authorized with a par value
  of $.001; 2,500,000 shares issued and outstanding                2,500       2,500
Additional paid in capital                                           155         155
                                                               ----------  ----------

                                                                   2,655       2,655
Deficit Accumulated During the Development Stage                  (4,355)     (3,855)
                                                               ----------  ----------

Total Stockholder's Equity                                        (1,700)     (1,200)
                                                               ----------  ----------

Total Liabilities and Stockholder's Equity                             -           -
                                                               ==========  ==========

K-2 Logistics.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                From June 1, 1999      Three Months
                               (Date of Inception)        Ended
                                   to August 31,        August 31,
                                       2001         2001         2000
                                        $            $            $
                                   (unaudited)  (unaudited)  (unaudited)

Revenues                                    -            -             -
                                   -----------  -----------  -----------

Expenses

    Amortization of license             1,000            -             -
    License written-off                 1,000            -             -
    Organization expenses                 655            -             -
    Professional fees                   1,700          500             -
                                   -----------  -----------  -----------

                                        4,355          500             -
                                   -----------  -----------  -----------

Net Loss                               (4,355)        (500)            -
                                   ===========  ===========  ===========


Loss Per Share                                        (.01)           -
                                                ===========  ===========


Weighted Average Number of Shares                2,500,000    2,500,000
                                                ===========  ===========

K-2 Logistics.com Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                                                              Three Months
                                                                 Ended
                                                               August 31,
                                                            2001       2000
                                                             $          $
                                                        (unaudited)  (unaudited)
Cash Flows to Operating Activities
  Net loss                                                    (500)            -

  Non-cash items
    Organization costs paid by a director                        -             -
    Amortization of license                                      -             -
    License written-off                                          -             -
  Change in non-cash working capital items
    Increase in accounts payable and accrued liabilities       500             -
                                                          ---------  -----------

Net Cash Used by Operating Activities                            -             -
                                                          ---------  -----------

Cash Flows from Financing Activities
  Increase in shares issued                                      -             -
                                                          ---------  -----------

Net Cash Provided by Financing Activities                        -             -

Change in cash                                                   -             -
Cash - beginning of period                                       -             -
                                                          ---------  -----------

Cash - end of period                                             -             -
                                                          =========  ===========

Non-Cash Financing Activities                                    -             -
                                                          =========  ===========

Supplemental Disclosures
  Interest paid                                                  -             -
  Income tax paid                                                -             -

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

     (e)  Interim  Financial  Statements

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

     (b) Included in accounts payable is $1,075 owing to the President of the Company for expenses paid on behalf of the Company. This amount is non-interest bearing and due on demand.

Item 2.     Management's Discussion and Analysis of Financial Condition and
-------     ---------------------------------------------------------------
Results of Operations
---------------------

The following discussion and analysis of K-2 Logistics.com's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Act, and Section 21E of the Exchange Act. All statements that are included in this Form 10qsb, other than statements of historical fact, are forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, in conjunction with those forward-looking statements contained in the report.

Overview
--------

K-2 Logistics.com is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination.

K-2 Logistics.com remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, K-2 Logistics.com's balance sheet as of August 31, 2001, reflects total assets of nil.

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

Plan of Operation
-----------------

During the period from June 1, 1999 through August 31, 2001, K-2 Logistics.com has engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by K-2 Logistics.com during this period.

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

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favourable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

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

The Company will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, the Company is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. The Company believes that management members or shareholders will loan funds to the Company as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to the Company, however, and it is not certain they will always want or be financially able to do so. The Company's shareholders and management members who advance money to the Company to cover operating expenses will expect to be reimbursed, either by the Company or by the company acquired, prior to or at the time of completing a combination. The Company has no intention of borrowing money to reimburse or pay salaries to any Company officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of the Company to raise capital, although sales of securities may be necessary to obtain needed funds. The Company's current management and its counsel have agreed to continue their services to the Company and to accrue sums owed them for services and expenses and expect payment reimbursement only. Should existing management or shareholders refuse to advance needed funds, however, the Company would be forced to turn to outside parties to either loan money to the Company or buy the Company securities. There is no assurance whatever that the Company will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to the Company, including among others:

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

In its Independent Auditor's Report dated June 5, 2001, K-2 Logistics.com's accountants state that K-2 Logistics.com's failure to generate revenues and conduct operations since its inception raise substantial doubt about K-2 Logistics.com's ability to continue as a going concern. K-2 Logistics.com will require substantial working capital, and currently has inadequate capital to fund its business. K-2 Logistics.com may be unable to raise the funds necessary for implementing its business plan, which could severely limit its operations and cause its stock to be worthless.

PART II     Other Information

Item 1.     Legal Proceedings
-------     -----------------



Item 2.     Changes in Securities
-------     ---------------------



Item 3.     Defaults upon Senior Securities
-------     -------------------------------



Item 4.     Submissions of Matters to a Vote of Security Holders
-------     ----------------------------------------------------



Item 5.     Other Information
-------     -----------------



Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 8, 2001                K-2 LOGISTICS.COM INC.


                               By:    /s/ Eric Boehnke
                                      __________________________________________
                                      Eric Boehnke, President, Secretary, Chief
                                      Financial and Accounting Officer, Director