Form 10QSB
period 2001-11-30
K 2 LOGISTICS COM INC
filed 2002-01-15
CIK 1121189

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  November 30, 2001
                                    -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                 to
                                   ----------------

Commission  File  No.   000-31443
                     ------------

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

                                 YES  X      NO
                                     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 14, 2002 - 2,500,000 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format  (Check One): Yes [ ] No [X].

K-2 Logistics.com Inc.
(A Development Stage Company)


                                      INDEX
--------------------------------------------------------------------------------

PART I -  Financial Information                                             Page

Item 1.     Financial statements . . . . . . . . . . . . . . . . . . . . . .  1
-------     --------------------

Balance Sheets as of November 30, 2001 (unaudited) and
May 31, 2001 (audited) . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Statements of Operations for the three months and six months ended
November 30, 2001 (unaudited). . . . . . . . . . . . . . . . . . . . . . . .  2

Statements of Cash Flows for the six months ended November 30, 2001
(unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Notes to the financial statements. . . . . . . . . . . . . . . . . . . . . .  4

Item 2.     Management's Discussion and Analysis of Results of
-------     --------------------------------------------------
            Operations and Financial Condition . . . . . . . . . . . . . . .  6
            ----------------------------------

PART II - Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  9

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

K-2 Logistics.com Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S.dollars)


                                                               November 30,    May 31,
                                                                  2001          2001
                                                                    $             $
                                                               (unaudited)    (audited)

                             Assets
License (Note 3)                                                          -           -
                                                              --------------  ----------
Total Assets                                                              -           -
                                                              ==============  ==========

             Liabilities and Stockholder's Deficit

Current Liabilities
  Accounts payable and accrued liabilities (Note 4(b))                6,442       1,200
                                                              --------------  ----------
Total Liabilities                                                     6,442       1,200
                                                              --------------  ----------

Contingent Liability (Note 1)

Stockholder's Deficit
Common Stock, 25,000,000 shares authorized with a par value
  of $.001; 2,500,000 shares issued and outstanding                   2,500       2,500
Additional paid in capital                                              155         155
                                                              --------------  ----------
                                                                      2,655       2,655
Deficit Accumulated During the Development Stage                     (9,097)     (3,855)
                                                              --------------  ----------
Total Stockholder's Deficit                                          (6,442)     (1,200)
                                                              --------------  ----------
Total Liabilities and Stockholder's Deficit                               -           -
                                                              ==============  ==========

K-2 Logistics.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                From June 1, 1999     Three Months             Six Months
                               (Date of Inception)       Ended                    Ended
                                 to November 30,      November 30,             November 30,
                                      2001         2001         2000         2001       2000
                                        $            $            $            $          $
Revenues                                    -            -            -            -          -
                                     --------  -----------  -----------  -----------  ---------
Expenses
    Amortization of license             1,000            -            -            -          -
    License written-off                 1,000            -            -            -          -
    Organization expenses                 655            -            -            -          -
    Professional fees                   6,442        4,742            -        5,242          -
                                     --------  -----------  -----------  -----------  ---------
                                        9,097        4,742            -        5,242          -
                                     --------  -----------  -----------  -----------  ---------
Net Loss                              (9,097)      (4,742)            -      (5,242)          -
                                     ========  ===========  ===========  ===========  =========

Loss Per Share                                       (.01)            -        (.01)          -
                                               ===========  ===========  ===========  =========

Weighted Average Number of Shares                2,500,000    2,500,000    2,500,000  2,500,000
                                               ===========  ===========  ===========  =========

K-2 Logistics.com Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                                                Six Months
                                                                   Ended
                                                                November 30,
                                                             2001         2000
                                                               $            $
                                                           (unaudited)  (unaudited)
Cash Flows to Operating Activities
     Net loss                                                  (5,242)            -
     Non-cash items
       Organization costs paid by a director                        -             -
       Amortization of license                                      -             -
       License written-off                                          -             -

Change in non-cash working capital items
       Increase in accounts payable and accrued liabilities     5,242             -
                                                             ---------  -----------
Net Cash Used by Operating Activities                               -             -
                                                             ---------  -----------
Cash Flows from Financing Activities                                -             -
                                                             ---------  -----------
Net Cash Provided by Financing Activities                           -             -
                                                             ---------  -----------
Change in cash                                                      -             -

Cash - beginning of period                                          -             -
                                                             ---------  -----------
Cash - end of period                                                -             -
                                                             =========  ===========
Non-Cash Financing Activities                                       -             -
                                                             =========  ===========
Supplemental Disclosures

     Interest paid                                                  -             -
     Income tax paid                                                -             -

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

     (b) Included in accounts payable is $1,075 owing to the President of the Company and $4,467 due to a company controlled by the President for expenses paid on behalf of the Company. These amounts are non-interest bearing and due on demand.

Item 2.     Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------------------
Results of Operations
---------------------

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

K-2 Logistics.com remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholder's equity. Consequently, K-2 Logistics.com's balance sheet as of November 30, 2001, reflects total assets of nil.

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

Plan of Operation
-----------------

During the period from June 1, 1999 through November 30, 2001, K-2 Logistics.com has engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by K-2 Logistics.com during this period.

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

Should existing management or shareholder refuse to advance needed funds, however, the Company would be forced to turn to outside parties to either loan money to the Company or buy the Company securities. There is no assurance whatever that the Company will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to the Company, including among others:

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

PART II     Other Information

Item 1.     Legal Proceedings
-------     -----------------

            None

Item 2.     Changes in Securities
-------     ---------------------

            None

Item 3.     Defaults upon Senior Securities
-------     -------------------------------

            None

Item 4.     Submissions of Matters to a Vote of Security Holders
-------     ----------------------------------------------------

            None

Item 5.     Other Information
-------     -----------------

            None

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

            None

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 18, 2001                     K-2 LOGISTICS.COM INC.


                                        By:  /s/  Eric Boehnke
                                             -----------------------------------
                                             Eric Boehnke, President, Secretary,
                                             Treasurer and Director