Form 10QSB
period 2002-02-28
K 2 LOGISTICS COM INC
filed 2002-04-10
CIK 1121189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     FEBRUARY 28, 2002


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

For the transition period from           to          .
                               ----------  ----------


Commission File Number:          000-31443
                                 ---------


                             K-2 LOGISTICS.COM, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                    76-0609440
        -----------------                          ---------------------
     (Place of Incorporation)                     (IRS Employer ID Number)



             1820 Fulton Avenue, West Vancouver, BC CANADA  V7V 1S9
             ------------------------------------------------------

              (Address of registrant's principal executive office)

                                 (604) 970-0999
                                 --------------
                         (Registrant's telephone number)


Indicate  by  check  mark  whether  the  registrant  has  (1) filed  all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements for the past 90 days.       Yes   X      No
                                                            ---        ---


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: AS OF MARCH 31, 2002 - 2,500,000 SHARES OF COMMON STOCK, PAR VALUE $0.001.


Transitional Small Business Disclosure Format (Check One):  Yes     No  X
                                                                ---    ---

K-2  Logistics.com  Inc.
(A  Development  Stage  Company)


                                      INDEX

PART I - Financial Information     Page

Item 1.    Financial Statements     1
-------    --------------------

Balance Sheets as of February 28, 2002 (unaudited) and May 31, 2001 (audited) 1

Statements of Operations for the three months and nine months ended February 28,
2002 (unaudited)     2

Statements of Cash Flows for the nine months ended February 28, 2002 and 2001
(unaudited)     3

Notes to the Financial Statements     4

Item 2.    Management's Discussion and Analysis or Plan of Operation     6
-------    ---------------------------------------------------------

PART II - Other Information        9

     Item 1: Legal  Proceedings  9
     Item 2: Changes in Securities and Use of Proceeds  9
     Item 3: Defaults Upon Senior Securities  9
     Item 4: Submissions of Matters to a Vote of Security Holders  9
     Item 5: Other  Information  9
     Item 6: Exhibits  and  Reports  on  Form  8-K  9

Signatures     10

K-2 Logistics.com Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                               February 28,    May 31, 2002
                                                                  2001
                                                                    $               $
                                                               (unaudited)      (audited)
                                  Assets
License (Note 3)                                                          -              -

                                                              --------------  -------------
Total Assets                                                              -              -

                                                              ==============  =============

                 Liabilities and Stockholder's Deficit

Current Liabilities

  Accounts payable and accrued liabilities (Note 4(b))                6,742          1,200

                                                              --------------  -------------

Total Liabilities                                                     6,742          1,200

                                                              --------------  -------------

Contingent Liability (Note 1)

Stockholder's Deficit

Common Stock, 25,000,000 shares authorized with a par value
  of $.001; 2,500,000 shares issued and outstanding                   2,500          2,500

Additional paid in capital                                              155            155

                                                              --------------  -------------

                                                                      2,655          2,655

Deficit Accumulated During the Development Stage                     (9,397)        (3,855)

                                                              --------------  -------------

Total Stockholder's Deficit                                          (6,742)        (1,200)

                                                              --------------  -------------

Total Liabilities and Stockholder's Deficit                               -              -

                                                              ==============  =============

K-2 Logistics.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                    From June 1, 1999             Three Months                  Nine Months
                                   (Date of Inception)               Ended                         Ended
                                     to February 28,               February 28,                February 28,
                                           2002               2002            2001           2002          2001
                                            $                  $               $               $             $
Revenues                                             -               -               -              -            -
                                   --------------------  --------------  --------------  -------------  -----------
Expenses

  Amortization of license                        1,000               -               -              -            -
  License written-off                            1,000               -               -              -            -
  Organization expenses                            655               -               -              -            -
  Professional fees                              6,742           5,042             675          5,242          675

                                   --------------------  --------------  --------------  -------------  -----------

                                                 9,397           5,042             675          5,242          675

                                   --------------------  --------------  --------------  -------------  -----------

Net Loss                                        (9,397)         (5,042)           (675)        (5,242)        (675)

                                   ====================  ==============  ==============  =============  ===========

Loss Per Share                                                    (.01)            .01           (.01)         .01
                                                         ==============  ==============  =============  ===========

Weighted Average Number of Shares                            2,500,000       2,500,000      2,500,000    2,500,000

                                                         ==============  ==============  =============  ===========

K-2 Logistics.com Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                                                 Nine Months
                                                                    Ended
                                                                  February 28,
                                                              2002          2001
                                                               $             $
                                                          (unaudited)   (unaudited)
Cash Flows to Operating Activities
  Net loss                                                     (5,542)        (675)

  Non-cash items
    Organization costs paid by a director                           -            -
    Amortization of license                                         -            -
    License written-off                                             -            -

  Change in non-cash working capital items
    Increase in accounts payable and accrued liabilities        5,542          675

                                                          ------------  -----------
Net Cash Used by Operating Activities                               -            -

                                                          ------------  -----------

Cash Flows from Financing Activities                                -            -

                                                          ------------  -----------

Net Cash Provided by Financing Activities                           -            -

                                                          ------------  -----------

Change in cash                                                      -            -
Cash - beginning of period                                          -            -

                                                          ------------  -----------

Cash - end of period                                                -            -

                                                          ============  ===========

Non-Cash Financing Activities                                       -            -

                                                          ============  ===========

Supplemental Disclosures
  Interest paid                                                     -            -
  Income tax paid                                                   -            -

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

Item 2.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

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

K-2 Logistics.com remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholder's equity. Consequently, K-2 Logistics.com's balance sheet as of February 28, 2002, reflects total assets of nil.

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

Plan of Operation
-----------------

During the period from June 1, 1999 through February 28, 2002, K-2 Logistics.com has engaged in no significant operations other than organizational activities and preparation of a registration statement to become a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No revenues were received by K-2 Logistics.com during this period.

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

          (a)  Exhibits

               Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

                                Index to Exhibits

                   Exhibit Number          Description
                   --------------   -------------------------------------------
                   3.1 (1)          Articles of Incorporation
                   3.2 (1)          Bylaws
                   4.1 (1)          Specimen Share Certificate for Common Stock
                   4.2 (1)          Lock Up Agreement


               (1) previously filed as exhibit to registrant's Registration Statement on Form 10-SB filed on September 1, 2000.

                             (b)     Reports on 8-K

           There were no reports on Form 8-K filed during the quarter.

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 9, 2002            K-2 LOGISTICS.COM INC.


                                By:   /s/ Eric Boehnke
                                   -----------------------
                                   Eric Boehnke, President, Secretary, Treasurer and Director